Form 10QSB
period 2007-09-30
RESOURCING SOLUTIONS GROUP INC
filed 2007-11-19
CIK 1225452

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2007

OR

[__] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number: 000-52740

THE RESOURCING SOLUTIONS GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	83-0345237
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7621 Little Ave Suite 101 Charlotte, NORTH CAROLINA	28226
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (704) 643-0676

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day:   Yes [ X ]    No [     ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act
Yes [     ]    No [ X ]

Transitional Small Business Disclosure Format (check one)     Yes [     ]    No [ X ]

State the number of Shares outstanding of each of the issuer's classes of common equity, as of the latest date:

As November 18, 2007 there were 35,190,630 shares of the Registrant's common stock outstanding.

PART I	FINANCIAL INFORMATION (unaudited)

Item 1.	Index to Consolidated Financial Statements

	Consolidated Balance Sheets	F – 2-3
	Consolidated Statements of Operations	F – 4
	Consolidated Statements of Cash Flows	F – 5
	Notes to Consolidated Financial Statements	F – 6-10

Item 2.	Management’s Discussion and Analysis of Financial Results of Operations	3 – 10

Item 3.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 6.	Exhibits	11

THE RESOURCING SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash	$181,962	$703,830
Accounts receivable	329,606	169,922
Accounts receivable-Unbilled	878,085	583,500
Prepaid expenses	198,491	87,170
Workers compensation insurance deposits	197,189	66,540
Restricted Cash	250,000	355,032

Total current assets	2,035,333	1,965,994

Property and equipment, net of accumulated depreciation of
$226,390 and $193,593 respectively	48,172	75,614

Other assets:
Other receivables	126,508	25,720
Intangible assets – less accumulated Amortization of $206,141 and $117,037 in 2007 and 2006 respectfully	845,240	639,836
Security deposits	3,776	3,176

Total other assets	975,524	668,732

Total assets	$3,059,029	$2,710,340

See accompanying notes to the consolidated financial statements.

THE RESOURCING SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,725	$207,622
Payroll and payroll related liabilities	485,056	385,642
Accrued work site employee payroll expenses	869,309	564,986
Accrued expenses	19,427	43,512
Client deposits and advance payments	79,035	2,208
Short term payables	922,657	821,034

Total current liabilities	2,674,209	2,025,004

Long-term liabilities:
Notes payable – Non Current portion	166,614	192,805

Total long-term liabilities	166,614	192,805

Total liabilities	2,840,823	2,217,809

Stockholders’ equity:
Preferred stock, .001 par value, 200,000,000
5,000,000 shares authorized,0 shares issued	-0-	-0-
Common stock, .001 par value, 10,000,000,000 shares
authorized, 35,190,630 and 994,920 shares
issued respectively	35,190	995
Additional paid-in capital	2,466,943	1,331,021
Retained Earnings	(2,283,927)	(839,485)

Total stockholders’ equity	218,206	492,531

Total liabilities and stockholders’ equity	$3,059,029	$2,710,340

See accompanying notes to the consolidated financial statements.

THE RESOURCING SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$3,938,819	$3,349,443	$1,494,602	$1,362,159
Cost of services	2,868,687	2,509,505	943,193	999,901
Gross profit	1,070,132	839,938	551,410	362,258

Operating costs and expenses:
Salary Expense	1,304,546	402,532	467,338	124,320
General and administrative	906,544	315,086	331,379	131,031
Sales and marketing	157,249	42,596	51,965	27,664
Depreciation and amortization	121,900	107,115	100,027	35,909
Total operating expenses	2,490,239	867,330	950,709	318,924

Operating Profit (Loss)	(1,420,107)	(27,392)	(399,300)	43,334

Other expense:
Interest expense	24,335	15,602	17,922	5,376
Total other expense	24,335	15,602	17,922	5,376

Net Profit (loss)	$(1,444,442)	$(42,994)	$(417,221)	$37,958

Net Profit (loss) per common and common equivalent share:
Basic	$(0.04)	$(21.50)	$(0.01)	$18.98
Diluted	$(0.04)	$(21.50)	$(0.01)	$18.98

Weighted average shares outstanding:
Basic	33,304,522	2,000	35,145,152	2,000
Diluted	33,304,522	2,000	35,145,152	2,000

See accompanying notes to the consolidated financial statements

THE RESOURCING SOLUTIONS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net Profit (loss)	$(1,444,442)	$(42,994)
Adjustments to reconcile net Income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	121,900	107,115
Stock Issued for Services	54,000	0
(Increase)/Decrease in cash from changes in assets:
Accounts receivable	(159,684)	(116,969)
Accounts receivable-Unbilled	60,242	(42,253)
Other receivables	(91,019)	(25,350)
Insurance deposits	(130,649)	19,245
Prepaid expenses	(99,237)	(49,944)
Security deposits	(600)	0
Increase/(Decrease) in cash from changes in liabilities:
Accounts payable	86,989	(91,713)
Accrued expenses	(24,085)	(14,916)
Client deposit	(52,134)	47,366
Payroll and payroll related liabilities	10,217	27,543
Accrued work site employee payroll costs	(44,496)	33,013
Due to Affiliate	0	638,131
Net cash (used in) provided by operating activities	(1,712,998)	488,274

Cash flows from investing activities:
Purchases of property and equipment -		(2,161)
Redemption of Restricted CD	105,033	74,822
Cash Acquired in Acquisitions	150,061
Net cash (used in) provided by
investing activities	255,094	72,661

Cash flows from financing activities:
Repayments of notes payable	(234,264)	(41,397)
Issuance of notes payable	620,000
Common Stock	550,300
Net cash provided by (used in) financing activities	936,036	(41,397)

Net increase (decrease) in cash and cash equivalents	(521,868)	519,538
Cash and cash equivalents, beginning of period	703,830	255,356
Cash and cash equivalents, end of period	$181,962	$774,894

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,355	$15,602

See accompanying notes to the consolidated financial statements

THE RESOURCING SOLUTIONS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)
Note 1	Summary of Significant Accounting Policies

A:	Basis of Presentation

The unaudited financial statements of The Resourcing Solutions Group, Inc. and Subsidiaries (collectively, the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information.  The financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the Company’s financial position, the results of operations and cash flows for the periods presented.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

These interim statements should be read in conjunction with the audited consolidated financial statements and related notes thereto as presented in the Company’s certified financial statements for the year ended December 31, 2006.  The Company presumes that users of the interim financial information herein have read or have access to such audited financial statements and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  The results of operations for any interim period are not necessarily indicative of the results expected or reported for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Prior to the current fiscal year, the Company generated significant losses, and  it is unable to predict profitability for the future.  These factors indicate the Company’s continuation, as a going concern is dependent upon its ability to obtain adequate financing as well as implement its sales, marketing and acquisition strategy. The Company is addressing the going concern by obtaining equity financing and to grow the Company with profitable sales both organically and through acquisitions.  Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

B:	Principles of consolidation.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant   inter-company accounts and transactions have been eliminated in consolidation.

C:	Use of Estimates.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments,  revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

D:	Revenue recognition.

The Company’s revenue is attributable to fees for providing employment services and commissions for the sale of insurance products. Our revenues are primarily dependent on the number of clients enrolled and the resulting number of worksite employees paid each period.

The Company’s revenue is recognized in three distinct categories, two categories are for service fees and the third is from the commissions on the sale of insurance products:

For service fee income, the Company typically enters into agreements for either;
  a fixed fee per transaction (e.g., number of payees per payroll);
  a fixed percentage of gross payroll;
When we account for revenue that is a fixed percentage of gross payroll it is accounted for in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on:
  the payroll cost of our worksite employees; and
  a markup computed as a percentage of the payroll cost.
In determining the fixed percentage markup component of the billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers’ compensation costs, plus an acceptable gross profit margin. We invoice the billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include billings to clients not invoiced in unbilled accounts receivable and the associated accrued worksite employee expense on the consolidated balance sheet.

When our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

The primary direct costs associated with our revenue generating activities are:
  employment-related taxes (“payroll taxes”);
  workers’ compensation claim costs.
Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost subject to maximum limitations. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

Due to the significance of the amounts included in billings to the Company’s clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the 3rd quarter ended  September 30, 2007 and  September 30, 2006.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Reconciliation of billings to revenue recognized:

Billings to clients	$25,890,363	$18,542,707
Less – Gross wages billed to clients	(21,951,544)	(15,193,264)
Total revenue as reported	3,938,819	3,349,443

Total Cost of Sales	2,868,687	2,509,505

Gross Profit	$1,070,132	$839,938

Revenue consists of:
Revenue from fees for service
on a fixed percentage	$3,533,210	$2,946,337
Revenue from fees for service
on a fixed cost	371,121	397,449
Revenue from insurance commissions	34,488	5,657
Total revenue as reported	$3,938,819	$3,349,443

Cost of Sales Consists of:
Employer portion of Social Security
And Medicare taxes	$1,502,259	$1,042,201
State and Federal Unemployment taxes	303,404	239, 137
Workers’ Compensation Premium	972,529	995,720
Other Misc. Expense	90,495	232,447
Total Cost of Sales	$2,868,687	$2,509,505

When the Company records revenue on a fixed fee per transaction only that fee is recorded as revenue. When the Company records revenue for the sale of insurance products only the commission paid by the insurance carrier is recorded as revenue.

E:	Goodwill and other intangibles

Other intangibles with finite lives arising from acquisitions are amortized over their estimated useful lives of 7 years, using the straight-line method.  Goodwill is not amortized.  Goodwill and other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present.  Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Note 2	Acquisitions

In May 27, 2007, the Company acquired all the outstanding shares of stock of World Wide Personnel of Virginia, Inc. As consideration for the acquisitions the Company issued a convertible note for $200,000. World Wide Personnel Services of Virginia, Inc. was originally formed in October 2000. The company is a fully licensed Professional Employer Organization with clients in Virginia, West Virginia and Maryland. The company currently has approximately 500 work site employees. The purchase of this company solidifies the Company’s presence in the northern Virginia and metro-DC markets. The transaction was accounted for under the purchase method of accounting.

 WWV income is included in the results of operations from the date of acquisition June 1, 2007. In connection with the Agreement, the Company issued a note payable to the former WWV owner for $200,000 payable over 2 years.  The total purchase price of $200,000 was allocated as follows, based upon the fair values of assets acquired and liabilities assumed:

Category	Amount
Current assets	$165,598
Property and equipment	2,230
Intangible assets	294,507
Current liabilities	(278,335)

184,000

Intangible assets acquired consisted of the following:	Life
Customer contracts	7	$294,507
Total amount of intangible assets acquired and weighted average life		$294,507

The following unaudited pro-forma information for the nine months ended September 30, 2007 is presented as if the acquisition took place as of January 1, 2007:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Revenue	$4,827,736	$5,606,862
Cost of Services	(3,649,738)	(4,486,075)

Gross Profit	1,177,998	1,120,787
Total operating expenses	2,515,931	1,136,167

Net Loss	$(1,336,576)	$(15,380)

Net loss per common and common equivalent share:
Basic	$(0.04)	$(7.69)
Diluted	$(0.04)	$(7.69)

Weighted average shares outstanding:
Basic	33,304,522	2,000
Diluted	33,304,522	2,000

Note 3	Common Stock

In January 2007, the Company exchanged 1,000,000 shares of common stock held in escrow to repay the outstanding balance of $59,815 on the 8% note originally issued in November 2004.

In January 2007, the Company issued 5,000,000 restricted shares of its common stock in exchange for the $500,000 note held by the former owner of World Wide Personnel Services of Maine, Inc. and United Personnel Services, Inc.

In January 2007, the Company issued 25,000,000 shares of common stock to management and the Board of Directors. 9,000,000 shares were issued to management as a bonus for the financial improvements of the Company from 2005 to 2006.  16,000,000 shares were issued to the board of directors as consideration for serving on the board. These shares were immediately vested.  These shares are restricted under Rule 144 and are Control Shares which further restricts the shares. Accordingly the Company has recorded $6,000.00 compensation to Board of Directors, $13,500 as bonuses for management. The Company has also recorded a prepaid expense of $18,000 for Board service for the remainder of 2007. $6,000 remains in prepaid expense at September 30, 2007.

In January 2007, the Company issued 1,500,000 shares of common stock to Lilly Marketing Group, LLC to provide the Company with consulting in business development, capital acquisition strategies and structuring investor relations and public relations.  The Company issued the stock under Regulation D Rule 504(b)(1)(iii) under the Securities Act of 1933.. The Company has recorded an expense of $22,500.

In January 2007, the Company sold 803,000 shares of restricted stock to various individuals at a price of $0.10 per share. These shares are restricted under Rule 144. The Company received $80,300 for the sale of these shares. There are no options or warrants associated with these shares. The Company paid no fees in the sales of these shares.

In January 2007 the Company sold 50,000 shares of stock and received $10,000 in net proceeds from the sale of these shares. The shares were sold at $0.20 per share The Company issued the stock under Regulation D Rule 504(b)(1)(iii) under the Securities Act of 1933.

In March 2007, the Company sold 500,000 shares of restricted stock to two accredited investors. The Company received proceeds of $120,000 for the sale of these shares. These shares were sold at $0.24 per share.

In April 2007, the Company sold 200,000 shares of restricted stock to an accredited investor. The Company received proceeds of $200,000 for the sale of these shares. These shares were sold at $1.00 per share.

In May 2007, the Company sold 100,000 shares of restricted stock to an accredited investor. The Company received proceeds of $100,000 for the sale of these shares. These shares were sold at $1.00 per share.

In July 2007, the Company sold 40,000 shares of restricted stock to three accredited investors. The Company received proceeds of $40,000 for the sale of these shares. These shares were sold at $1.00 per share.

During the first quarter 2,710 share of common stock were issued in order to eliminate fractional shares resulting from the reverse split which occurred on December 15, 2006.

Note 4	Notes Payable

	September 30,	December 31,
	2007	2006
Short term payable consists of:

Current portion M. Sartori note	$27,127	$27,127
Note payable - A. Peterson	285,864	534,092
Note payable - Carl Horsely	20,000	0
Note payable - Lily Consulting Group LLC	528,585	0
Note Payable	0	59,815
Note Payable - Pacel Corp.	61,081	200,000
Total Short-term borrowings	$922,657	$821,034

Long-term Notes Payable

Non current portion – M. Sartori	166,614	192,805
Total long term notes payable	$166,614	$192,805

In September 2004, the Company issued a Note Payable to the former owner of Rossar HR LLC for $272,000 for the purchase of the assets of Rossar HR, LLC. $71,337 is payable over a 5 year period at $1,622 per month. $200,663 is payable over a 10 year period at $2,228 per month. The balance at September 30, 2007 was $27,127 current portion, $166,614 non current for a total balance of $193,741.  The balance at December 31, 2006 was $27,127 current portion, $192,805 non current for a total balance of $219,932.

Antoinette Peterson Notes Payable

In September 2006, the Company issued a Note Payable to the former owner Antoinette Peterson of Consolidated Services, Inc. for the acquisition of Consolidated Services, Inc. for $34,092.  The Note is payable in one-year at an interest rate of six percent (6%).

In December 2006 the Company issued a note payable for $500,000, payable in one year at an interest rate of six percent (6%) ,when it assumed a $500,000 obligation from its former parent as part of the December 4, 2006 Pacel agreement. In January 2007 the Company issued 5,000,000 shares of common stock in exchange for the cancellation of the note.

On May 17, 2007, the Company issued a Note Payable to the former owner of World Wide Personnel Services of Virginia, Inc. for $200,000 the acquisition of World Wide Personnel Services of Virginia, Inc.  The Note is payable in one-year at an interest rate of six percent (6%).  The Company recorded the fair value of the note at $184,000 and is amortizing the discount over the next 12 months.

 As part of the acquisition of World Wide Personnel Services of Virginia, Inc. we assumed an obligation of $64,710 owed to A. Peterson.  The fair value of the obligation was recorded at $56,163 and the discount is being amortized over the remaining term of the note 12 months.

The Company has recorded in Other Receivables $116,739 due from Antoinette Peterson under the indemnification clause of the Share Acquisition Agreement  for the acquisition of World Wide Personnel Services of Maine, Inc and United Personnel Services, Inc. The Company is seeking recovery of this amount. The Company is still determining if an offset of the receivable with the notes payable is possible.  The net payable owed to A. Peterson is  $182,062.

The Company had a note payable to Pacel Corp. it former parent of $61,081 and $200,000 at September 30, 2007 and December 31, 2006 respectively.   The Company recorded $3,055 in interest on this note.

On November 30, 2004, the Company borrowed $100,000 at an interest rate of 8% , payable in one year. In May 2006, the note was modified to be repaid over a six-month period at $7,500 per month with a balloon payment for the remaining balance. As collateral for the note, The Resourcing Solutions Group, Inc. placed 1,000,000 shares in escrow. In January 2007, The balance of the note $59,815  was  exchanged for 1,000,000shares held in escrow.

In August 2007, the Company entered into a short term loan agreement with Lily Consulting Group LLC, for $600,000 at an interest rate of 10% to be repaid by December 31, 2007. The balance at September 30, 2007 was $528,585, including interest.

Note 5	Related Party Transactions

Employment Agreements

In February 2007, the Company entered into a six year employment agreement with its President and Chief Executive Officer Gary Musselman.  Compensation will include an annual base salary of $240,000 and an incentive bonus of 2% of the Company EBITDA (earnings before interest, tax, depreciation and amortization) in addition  he will receive a bonus of 25% of his salary in each of the first two fiscal years that the Company’s EBITDA is over $1.00.  The agreement also provides for a profit sharing plan of 12.5% of the net profits of the Company if the net income exceeds $250,000 or the net profits exceed 15% of the prior year and $100,000 of the Company’s common stock.

In February 2007, the Company entered into a four year employment agreement with its Vice President Antoinette Peterson.   Compensation will include an annual base salary of $100,000 and an incentive bonus of 1.5% of the Company EBITDA (earnings before interest, tax, depreciation and amortization) in addition she will receive a bonus of 25% of her salary in each of the first two fiscal years that the Company’s EBITDA is over $1.00.  The agreement also provides for a profit sharing plan of 6.25% of the net profits of the Company if the net income exceeds $250,000 or the net profits exceed 15% of the prior year and $75,000 of the Company’s common stock.

In February 2007, the Company entered into a four year employment agreement with its Vice President Michael Peterson.  Compensation will include an annual base salary of $100,000 and an incentive bonus of 1.5% of the Company EBITDA (earnings before interest, tax, depreciation and amortization) in addition  he will receive a bonus of 25% of his salary in each of the first two fiscal years that the Company’s EBITDA is over $1.00.  The agreement also provides for a profit sharing plan of 6.25% of the net profits of the Company if the net income exceeds $250,000 or the net profits exceed 15% of the prior year and $75,000 of the Company’s common stock.

In February 2007, the Company renegotiated Marcia Sartori, Vice President’s  2005 employment agreement. Compensation will include an annual base salary of $100,000 and an incentive bonus of 1.5% of the Company EBITDA (earnings before interest, tax, depreciation and amortization) in addition  she will receive a bonus of 25% of her salary in each of the first two fiscal years that the Company’s EBITDA is over $1.00.  The agreement also provides for a profit sharing plan of 6.25% of the net profits of the Company if the net income exceeds $250,000 or the net profits exceed 15% of the prior year and $75,000 of the Company’s common stock.

In September 2007, the Company entered into a five year employment agreement with its Vice President and President of the admitted insurance company subsidiary Paul Halter.  Compensation will include an annual base salary of $200,000 and an incentive bonus of 1.5% of the Company EBITDA (earnings before interest, tax, depreciation and amortization) in addition he will receive a bonus of 25% of his salary in each of the first two fiscal years that the Company’s EBITDA is over $1.00.  The agreement also provides for a profit sharing plan of 6.25% of the net profits of the Company if the net income exceeds $250,000 or the net profits exceed 15% of the prior year and $75,000 of the Company’s common stock.

Note 6	Goodwill and Other Intangible Assets

		September 30, 2007		December 31, 2006
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Customer lists	7	$1,034,847	$206,141	$740,341	$117,037

Goodwill		$16,532		$16,532

Amortization expenses for the nine months ended September 30, 2007 and 2006 was $ 75,080 and $48,041, respectively.

Note 7	Subsequent Events

In October 2007 the board of directors authorized the cancellation of Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock.  In addition they have changed the description of the Series B Convertible as follows:

 Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock will consists of 40,000,000 shares, par value $.001 per share. Each share of  the Series B Stock is entitled to one vote on all matters for which shareholders of the Company have a right to vote. Series B Convertible Preferred Shares convert to Common Shares upon the Company achieving an annualized per quarter increase of in Pre Tax Income of 23.5% or and EBTIDA of 23.5% or a share price of $4.00 per share of its Common stock. These milestones must be achieved for 3 out of 5 consecutive quarters to trigger the mandatory conversion to Common shares. Series B Convertible shares receive a 4.5% Dividend Preference paid in common stock upon conversion of the Preferred shares to Common shares. No shares have been issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS

You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this filing. Historical results are not necessarily indicative of trends in operating results for any future period.

The Resourcing Solutions Group, Inc. is a workforce management solutions company that provides human resources, professional employer organization (“PEO”) and insurance products and services in areas such as payroll, employee benefits, workers’ compensation insurance programs, staffing, compensation, recruiting and retention to small and medium-sized businesses and non-profit organizations.  In 2008 the Company will add to its menu of products and services by forming or acquiring a wholly-owned, commercial property and casualty insurance company. Our workforce management and PEO products and services are marketed under the name AsmaraHR ℠ . Our insurance products are marketed under Consolidated Benefits, Inc. Our headquarters are in Charlotte, North Carolina, and we have regional operations centers in Pittsburgh, Pennsylvania, Auburn, Maine and Mobile, Alabama and sales and client services centers in Houston and El Paso, Texas; Winchester, Virginia; and Raleigh, North Carolina. We serve clients along the Eastern seaboard and across the Gulf of Mexico of the United States. Through a variety of workforce management and insurance services and products, we work with a client base ranging from  small businesses   up to 500 employees.

HR Products

The Company began its entry into the human resource outsourcing (“HRO”) market through the April 2003 acquisition of certain assets of Asmara, Inc, a Professional Employer Organizations (“PEO”) located in North Carolina. In December 2004 the Company acquired substantially all the assets of Beneorp Business Services, Inc., a PEO based in Dallas, TX, and sold all the issued and outstanding shares of Asmara Services I, Inc..  In January 2005, the Company acquired substantially all the assets of Rossar HR, LLC, a Pittsburgh, Pennsylvania based PEO. In January 2006, the Company acquired the stock of Piedmont HR; Inc a northern Virginia based company providing administrative services to PEO’s. Also in January 2006, the Company acquired the outstanding stock of United Personnel Services, Inc.  Maine-based PEO. In April 2006, the Company acquired the outstanding stock of World Wide Personnel Services of Maine, Inc., a Maine- based PEO.  In October 2006, the Company acquired assets of Capital Resources, LLC a North Carolina HRO company. In June 2007, the Company acquired all the stock of World Wide Personnel Services of Virginia, Inc, a PEO operating in the northern Virginia.

The Company markets to its clients, a broad range of products and services that provide an out-sourcing solution for the clients’ human resources (“HR”) and insurance needs. The Company’s products and services will initially include benefits administration, payroll administration, and governmental compliance, risk management, unemployment administration, and health, welfare and retirement benefits. By allowing the management of these small- to medium-size business clients to focus on the “business of business” rather than complicated and time consuming administrative tasks , the Company is well positioned to improve the efficiency of its clients’ businesses and enhance their ability to be profitable in their chosen marketplace.  In addition, such initiatives as improving the ability to attract and retain talent, improving the planning and management of payroll cash flows and managing employment risks should enhance the success of the Company’s clients.

Insurance Products

The Company recognized the need to provide comprehensive insurance services as part of the overall support and administration services offered to clients.  Through Consolidated Services, Inc., (“CSI”), a commercial line insurance agency with branch offices located in various states, the Company will obtain insurance coverage for its clients. Since the Company’s staff holds insurance brokerage licenses, the Company is able to jointly market its products, employee benefits and worker’s compensation insurance on a “one-stop” basis. From the client’s perspective this relieves the client of having to shop for benefits. Since the Company’s sales staff holds valid insurance licenses, it is also able to legally review the benefit plans of a prospect. In many situations benefits are the lead into the sale of our human resource product.

These products offer strong competitive incentives for attracting quality new business.

Employee Benefit Products

 The Company currently has multiple avenues to provide employee health insurance. For clients who desire their own specific health insurance plan the Company has a relationship with a medical, health and dental agency allowing the Company to retain 60% of all insurance commissions generated from the sale of insurance products. The Company also can provide large group health coverage  rates to small groups utilizing our PEO services through United Health Care, and dental coverage through Guardian Dental.  Additionally, the Company operates a multiple-employer 401(k) retirement plan for its client companies through Matrix Asset Allocation from Abundance Technologies, Inc..  The Company   receives a sales commission for new employees entering this plan.

Workers’ Compensation Products

The Company receives 100% of commission paid on workers’ compensation insurance where CSI is the broker. Currently CSI is admitted as the broker on multiple national, regional and specialized carriers including Guarantee Insurance Company, Texas Mutual Insurance Company, and Maine Employers Mutual Insurance Company. The Company has established relationships with several insurance wholesale agencies where commissions are divided between both companies. This arrangement gives the Company the ability to market to virtually any employer.

In order to more fully serve our clients and to create multiple revenue streams, the Company determined that it needed to become a full service insurance agency. Our clients are consumers of multiple insurance products which we administer on their behalf. In order to better serve out clients the Company, in September 2006, acquired Consolidated Services, Inc. a full service insurance agency licensed to operate in states where the Company has clients.

Proposed Insurance Company

In 2008, we propose to add to our menu of products and services by forming or acquiring a property and casualty insurance company to market traditional commercial lines of insurance through affiliates and through independent insurance agencies.  The Resourcing Solutions Group will then become a single source solution for the human resources, payroll, administrative, and insurance and risk management responsibilities and challenges faced by employers.  The Company will provide clients with “one-stop shopping” for multiple, related products through internal and external sales forces in two different industries.

The proposed insurer will begin operations by offering workers’ compensation insurance, the coverage most requested by the Company’s clients, in its first year of operation in 2008, adding multiple lines coverages including commercial property and package policies in 2009, with commercial automobile insurance available in 2010.

This wholly-owned insurance company will provide a stable market for the business insurance needs of select clients that use the Company’s human resources outsourcing and payroll administration services.  The insurer’s policies will be sold through consultants in the Company’s human resources outsourcing and payroll division, who will be licensed insurance agents qualified to advise clients on insurance matters.  The insurance company will also market insurance products through a distribution system of non-affiliated independent insurance agencies.  These independent agents will write commercial insurance for businesses that may or may not be potential human resources clients of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company’s revenue is attributable to fees for providing employment services and commissions for the sale of insurance products. Our revenues are primarily dependent on the number of clients enrolled, the resulting number of worksite employees paid each period.

The Company’s revenue is recognized in three distinct categories, two categories are for service fees and the third is for the sale of insurance products:

For service fee income, the Company typically enters into agreements for either;
a fixed fee per transaction (e.g., number of payees per payroll);
a fixed percentage of gross payroll;

When we account for revenue that is a fixed percentage of gross payroll it is accounted for in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. Our revenues are derived from our billings, which are based on:
the payroll cost of our worksite employees; and
a markup computed as a percentage of the payroll cost.

In determining the fixed percentage markup component of the billings, we consider our estimates of the costs directly associated with our worksite employees, including payroll taxes and workers’ compensation costs, plus an acceptable gross profit margin. We invoice the billings concurrently with each periodic payroll of our worksite employees. Revenues, which exclude the payroll cost component of billings, are recognized ratably over the payroll period as worksite employees perform their service at the client worksite. We include revenues that have been recognized but not invoiced in unbilled accounts receivable on our consolidated balance sheets.

When our markup is computed as a percentage of payroll cost, revenues are also affected by the payroll cost of worksite employees, which can fluctuate based on the composition of the worksite employee base, inflationary effects on wage levels and differences in the local economies of our markets.

The primary direct costs associated with our revenue generating activities are:
employment-related taxes (“payroll taxes”);
workers’ compensation claim costs.

Payroll taxes consist of the employer’s portion of Social Security and Medicare taxes under FICA, federal unemployment taxes and state unemployment taxes. Payroll taxes are generally paid as a percentage of payroll cost. The federal tax rates are defined by federal regulations. State unemployment tax rates are subject to claim histories and vary from state to state.

Due to the significance of the amounts included in billings to the Company’s clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the nine months ended September 30, 2007 and September 30, 2006.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
Reconciliation of billings to revenue recognized:

Billings to clients	$25,890,363	$18,542,707
Less – Gross wages billed to clients	(21,951,544)	(15,193,264)
Total revenue as reported	3,938,819	3,349,443

Total Cost of Sales	2,868,687	2,509,505

Gross Profit	$1,070,132	$839,938

Revenue consists of:
Revenue from fees for service
on a fixed percentage	$3,533,210	$2,946,337
Revenue from fees for service
on a fixed cost	371,121	397,449
Revenue from insurance commissions	34,488	5,657
Total revenue as reported	$3,938,819	$3,349,443

Cost of Sales Consists of:
Employer portion of Social Security
And Medicare taxes	$1,502,259	$1,042,201
State and Federal Unemployment taxes	303,404	239, 137
Workers’ Compensation Premium	972,529	995,720
Other Misc. Expense	90,495	232,447
Total Cost of Sales	$2,868,687	$2,509,505

When the Company records revenue on a fixed fee per transaction only that fee is recorded as revenue. When the Company records revenue for the sale of insurance products only the commission paid by the insurance carrier is recorded as revenue.

 Revenue for the nine months ended September 30, 2007 was $3,938,819 compared to revenue of $3,349,443 for the nine months ended September 30, 2006. The increase in revenue is   a direct result of the acquisition of World Wide Personnel Services of Maine, Inc and World Wide Personnel Services of VA. The revenue increase attributable to the WWM and WWV was $1,777,384 and $619,065 respectively.  $1,896,155 was attributable to WWM for 2006 which was included from April 1, 2006 compared to $1,777,384 for the nine months ended September 2007.

Cost of Sales for the nine months ended September 30, 2007 was $2,868,687 compared to $2,509,505 for the nine months ended September 30, 2006. The Cost of Sales increased as a direct result of   the acquisition of World Wide Personnel Services of Maine, Inc and World Wide personnel Services of VA. The cost of sales attributable to WWM and WWV was $1,631,605 and $534,628 respectively.  $1,638,231 was attributable to WWM for 2006 which was included from April 1, 2006 compared to $1,631,605 for the nine months ended September 2007.    Cost of Sales as a percentage of revenue decreased from 75% for the nine months ended September 30, 2006 to 73% for the year ended September 30, 2007. The decrease in the percentage is attributable to increased sales of the Company’s products other than PEO services.

Salary, General and Administrative expenses including operating expenses, facilities,  benefits and professional fees was $2,2 11,090 for the nine months ended September 30, 2007 compared to $717,618 for the nine months ended September 30, 2006. The increase was directly attributed to the integration of World Wide Personnel Services of Maine, Inc and World Wide Personnel Services of VA Inc. acquisitions and administrative costs associated with starting our insurance company.  The G&A expenses attributable to WWM & WWV were $326,254 and $81,027 respectively.  $187,594 was attributable to WWM for 2006 which was included from April 1, 2006 compared to $326,255 for the nine months ended September 30, 2007.

The G&A expenses attributable to the insurance company was $125,400.  We believe that our G&A expenses associated with the insurance company will continue to increase.  Our G&A expenses have also increased over 2006 due to our filing a registration statement and meeting SEC reporting requirements.  We will continue to incur these costs in the future.    We believe that the current and future HR operations can be supported with little or no increase in administrative expenses.

Sales and Marketing expenses increased by $115,225 to $157,249 for the nine months ended September 30, 2007 compared to $51,965 for the nine months ended September 30, 2006. The increase in cost results from increased commissions paid for the sales of new clients, an expanded sales force, and new products to existing clients.

Depreciation and amortization expenses decreased to $60,563 for the year ended September 30, 2007 compared to $62,595 for the nine months ended September 30, 2006. The decrease is due to the Company fully depreciating existing assets

Interest expense for the nine months ended September 30, 2007 was $24,335 compared to $17,922 for the nine months ended September 30, 2006. The increase is due to short term debt incurred in 2006 and repaid during the same year

Three Months Ended September 30, 2007 compared to the three months ended September 30, 2006.

This section should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this report. Historical results are not necessarily indicative of trends in operating results for any future period. Also, the section should be read in conjunction with the section on the comparison of September 30, 2007 to September 30, 2006 as the Company’s procedures and policies are the same.

Due to the significance of the amounts included in billings to the Company’s clients and its corresponding revenue recognition methods, the Company has provided the following reconciliation of billings to revenue for the three months ended September 30, 2007 and September 30, 2006.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006
Reconciliation of billings to revenue recognized:

Billings to clients	$10,815,537	$8,049,497
Less – Gross wages billed to clients	(9,320,935)	(6,687,338)
Total revenue as reported	1,494,602	1,362,159

Total Cost of Sales	943,193	999,901

Gross Profit	$551,410	$362,258

Revenue consists of:
Revenue from fees for service
on a fixed percentage	$1,349,436	$1,217,745
Revenue from fees for service
on a fixed cost	126,233	138,756
Revenue from insurance commissions	18,933	5,658
Total revenue as reported	$1,494,602	$1,362,159

Cost of Sales Consists of:
Employer portion of Social Security
And Medicare taxes	$646,716	$448,078
State and Federal Unemployment taxes	98,374	77,221
Workers’ Compensation Premium	185,592	349,758
Other Misc. Expense	12,511	124,845
Total Cost of Sales	$943,193	$999,901

When the Company records revenue on a fixed fee per transaction only that fee is recorded as revenue. When the Company records revenue for the sale of insurance products only the commission paid by the insurance carrier is recorded as revenue.

Revenue for the three months ending September 30, 2007 is $1,494,602 compared to $1,362,159 for the three months ended September 30, 2006. The increase is directly attributable to the acquisition of World Wide Personnel Services of Virginia, Inc.

Cost of Sales for the three months ended September 30, 2007 was 943,193 compared to $999,901 for the three months ended September 30, 2006. The Cost of Sales decreased primarily from the Company selling more services outside of the PEO arena. Non-PEO clients have a lower cost of sales than do clients in a PEO relationship. The Cost of Sales as a percentage of revenue increased from 73% for the period ended September 30, 2006 to 63% for the period ended September 30, 2007. The decrease in the percentage is attributable to more greater sales in the non-PEO products offered by the Company.

Salary, General and Administrative expenses including operating expenses, facilities, benefits and professional fees was $798,717 for the three months ended September 30, 2007 compared to $255,355 for the three months ended September 30, 2006. The increased expenses are attributable to an increased costs resulting from Company plans to acquire new lines of business and increased cost of data security between offices. In addition the Company has incurred increased legal and accounting expenses as it prepares to become a fully reporting Company. These costs are reflected in the General and Administrative expenses of the Company.

Sales and Marketing expenses increased to $51,965 for the three months ended September 30, 2007 compared to $27,664 for the three months ended September 30, 2006. The increase in cost results from increased commissions paid for the sales of new clients, new products to existing clients and the acquisition of World Wide Personnel Services of Virginia.. The Company has increased its sales force and compensates its sales force on a commission. As a result of increased revenue sales costs will also increase.

 Depreciation expenses decreased to $10,923 for the three months ended September 30, 2007 compared to $16,003 for the six months ended September 30, 2006. The decrease is due to the Company fully depreciating existing assets.

Interest expense for the three months ended September 30, 2007 was $17,922 compared to $5,376 for the three months ended September 30, 2006. The increase is due to our continued need for working capital.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2007 decreased to $181,962 from $703,830 at December 31, 2006. Net cash used in operating activities for the nine months ended September 30, 2007 was $1,712,998 compared to net cash provided by operating activities of $488,274 for the for the nine months ended September 30, 2006. Net cash used in operating activities is attributed to the net loss of $1,444,442, and increase in accounts receivables of $159,684,and increase in other receivables $91,019, an, increases in insurance deposits of $130,649, an increase in prepaid expenses of $99,237, a decrease in Accrued expense of $24,085, client deposits of $52,134 and accrued work site employee costs of $44,496, offset by and increase in payable and non-cash items (Depreciation & amortization)  of $175,900 .

Net cash provided by investing activities was $255,094 which consisted of $150,061 cash acquired in the WWV acquisition and the redemption of a restricted CD $105,033.

Net cash provided by financing activities was $936,036 which consisted of  short term borrowing of $620,000 the sale  of $550,300 of commons stock off set by reducing other notes payable by $234,264.

 To satisfy the Company’ short term cash requirements the Company entered into a short term loan agreement for $620,000 with Lily Consulting Group  LLC, in August 2007 at an interest rate of 10% to be repaid by December 31, 2007.

As part of our goal to achieve profitability, the Company has developed an aggressive marketing strategy as well as an investment to significantly upgrade its HRIS (Human Resource Information System) capabilities to service its current and prospective clients. This plan includes hiring and training the sales team as well as marketing services through the sale of insurance products. We have successfully negotiated joint marketing programs to market its products and services.

To further growth we are seeking to either acquire or form a property and casualty insurance carrier. This carrier will be operated from its corporate headquarters located in Charlotte, North Carolina. In order to capitalize the proposed insurance carrier and to fund other acquisitions we have obtained a Term-Sheet and “best-efforts” Selling Agent’s Agreement to raise $72 million of investment capital.  We will issue Preferred Series “B” Stock to investors.  Management believes this investment will allow it to expand operations sufficiently to achieve profitability and positive cash flow.  If we are not able to raise the necessary funds to purchase or form an insurance company, the Company will continue to have working capital deficits.

The Company’s cash requirements for funding its administrative and operating needs exceeds its cash flows generated from operations. Such shortfalls and other capital needs continue to be satisfied through equity financing  and short term borrowings until additional funds can be generated through acquisitions and organic business growth.  The Company expects to continue its investing activities, including expenditures for acquisitions, sales and marketing initiatives and administrative support.  The inability to obtain equity financing would seriously hinder the Company’s ability to execute its business strategy and impair its ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable based upon information available to us at the time they were made; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition and results of operations since they require our most difficult, subjective, or complex judgments and form the basis for the accounting policies deemed to be most critical to our operations.

Basis of Financial Statement Presentation

 The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Prior to the current fiscal year, the Company generated significant losses, and  it is unable to predict profitability for the future.

These factors indicate the Company’s continuation, as a going concern is dependent upon its ability to obtain adequate financing as well as implement its sales, marketing and acquisition strategy. The Company is addressing the going concern by obtaining equity financing and to grow the Company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

Goodwill and other intangibles

Other intangibles with finite lives arising from acquisitions are amortized over their estimated useful lives of 7 years, using the straight-line method.  Goodwill is not amortized.  Goodwill and other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present.  Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Forward Looking Statements

The Company is making this statement in order to satisfy the "safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-QSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company:  (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.

Item 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act,  we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective in ensuring that material information related to us, required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and regulations of the SEC. There have been no significant changes in our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

World Wide Personnel Services of Maine, Inc., United Personnel Service, Inc, and World Wide Personnel Services of World Wide Personnel Services of Virginia, Inc. wholly owned subsidiaries of the Company are defendants in a suit in U.S. District Court, Eastern District of Michigan filed on October 11, 2006.  PML North America, LLC vs. World Wide Personnel Service of Virginia, Inc. et al. Case No. 2:06-cv-14447 . The plaintiff is alleging it is owed premiums for providing workers’ compensation insurance to employees of the defendants prior to the Company acquiring these companies. Defendants assert that all earned premiums were paid in a timely manner. Defendants are seeking Declaratory Relief that claims made by the plaintiff are invalid and unenforceable. In accordance with the Stock Acquisition Agreement, the Company is indemnified for any losses it incurs.

Item 6.	Exhibits

Exhibit No.	Description	Page
3(i)	Articles of Incorporation	*
3(ii)	Amendments to Articles of Incorporation	*
3(iii)	Bylaws
4	Designation of Series “B” Convertible Preferred Stock	*
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

*	Incorporation by reference from previous reports and filings.

Item 7.	Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

The Resourcing Solutions Group, Inc.

DATED: November 18, 2007	By:	/s/ Gary Musselman
Gary Musselman, President, Chief Executive Officer, and Chief Financial Officer